Form 10-K
period 2006-03-31
Honda Auto Receivables 2005-6 Owner Trust
filed 2006-06-29
CIK 1346052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 333-125676

Honda Auto Receivables 2005-6 Owner Trust

(Exact name of registrant as specified in its charter)

Delaware	20-672787
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 972-2511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer                 Accelerated Filer                 Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

PART I

Item 1. Business

N/A

Item 1A. Risk Factors

N/A

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

The Honda Auto Receivables 2005-6 Owner Trust (the ‘‘Trust’’) is a statutory trust formed pursuant to the trust agreement (the ‘‘Agreement’’) among American Honda Receivables Corp., as Depositor (the ‘‘Depositor’’), The Bank of New York, as Owner Trustee, and The Bank of New York (Delaware), as Delaware Trustee.

The Trust has issued four classes of notes (‘‘Class A-1 Notes 4.5116%’’; ‘‘Class A-2 Notes 4.85%’’; ‘‘Class A-3 Notes 4.85%’’ and ‘‘Class A-4 Notes 4.93%’’; collectively, the ‘‘Notes’’) and a class of certificates (the ‘‘Certificates’’). The Notes are backed by a pledge of the Trust's assets. Interest and principal collections from the Trust’s assets will be divided among the various classes of securities in specified proportions.

The Trust's assets include fixed rate motor vehicles retail installment sales contracts secured by new and used Honda and Acura motor vehicles (the ‘‘Receivables’’).

The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2005-6 Owner Trust as of March 31, 2006:

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 30 – 59 Days Delinquent	787	12117
b. 60 – 89 Days Delinquent	83	1089
c. 90 Days or More Delinquent	8	116

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	13322
b. Total Pool Balance	941215
c. Delinquency Ratio	1.42%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	207
b. Original Portfolio	1060547
c. Aggregate Loss Ratio	0.02%

Item 3. Legal Proceedings

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No vote or consent of the holders of the Notes (the ‘‘Noteholders’’) was solicited for any purpose during the year ended March 31, 2006.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All Certificates issued by Honda Auto Receivables 2005-6 Owner Trust are held by American Honda Receivables Corp. All holders of record of the Notes issued by Honda Auto Receivables 2005-6 Owner Trust are registered through Cede & Co. as nominee for The Depository Trust Company (‘‘DTC’’). The records of DTC indicate that as of March 31, 2006, there were: (i) seven (7) DTC participants holding a position in the Class A-1 Notes 4.5116%; (ii) twelve (12) DTC participants holding a position in the Class A-2 Notes 4.85%; (iii) twenty-three (23) DTC participants holding a position in the Class A-3 Notes 4.85%; and (iv) eighteen (18) DTC participants holding a position in the Class A-4 Notes 4.93%.

Item 6. Selected Financial Data

N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

N/A

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

N/A

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

N/A

Item 9B. Other Information

N/A

PART III

Item 10. Directors and Executive Officers of the Registrant

N/A

Item 11. Executive Compensation

N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

N/A

Item 13. Certain Relationships and Related Transactions

N/A

Item 14. Principal Accountant Fees and Services

N/A

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K:

Exhibit No. 99(A)	Independent Accountants’ Report
Exhibit No. 99(B)	Servicer’s Annual Compliance Certificate
Exhibit No. 99(C)	Annual Statement to Certificateholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Receivables 2005-6 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:    /s/ Paul C. Honda

   Paul C. Honda, Assistant Vice President,
           Assistant Secretary and Compliance Officer

SERVICER CERTIFICATION

I, Paul C. Honda, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Honda Auto Receivables 2005-6 Owner Trust;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement, for inclusion in these reports is included in these reports;

4.	Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the sale and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5.	The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the sale and servicing agreement, that is included in these reports.

Date: May 26, 2006

/s/ Paul C. Honda
Paul C. Honda Assistant Vice President, Assistant Secretary and Compliance Officer of American Honda Finance Corporation, as servicer of Honda Auto Receivables 2005-6 Owner Trust